Form 10-Q
period 2026-06-30
Irenic Acquisition Corp.
filed 2026-08-14
CIK 2122505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-43248

IRENIC ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1922153
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

767 Fifth Avenue, 15th Floor

New York, New York 10153

(Address of principal executive offices)

(646) 993-6330

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	IACQU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 par value	IACQ	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	IACQW	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 13, 2026, there were 25,958,252 Class A ordinary shares, par value $0.0001 per share, and 6,313,297 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

IRENIC ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheet as of June 30, 2026 (Unaudited)	1
Condensed Statements of Operations for the Three Months Ended June 30, 2026 and for the period from March 4, 2026 (inception) through June 30, 2026 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended June 30, 2026 and for the period from March 4, 2026 (inception) through June 30, 2026 (Unaudited)	3
Condensed Statement of Cash Flows for the period from March 4, 2026 (inception) through June 30, 2026 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	23
Item 4. Controls and Procedures	24
Part II. Other Information
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

IRENIC ACQUISITION CORP.

CONDENSED BALANCE SHEET

JUNE 30, 2026

ASSETS:
Cash	$1,019,463
Prepaid expenses	60,117
Prepaid insurance, current portion	116,250
Total Current Assets	1,195,830
Prepaid insurance, net of current portion	96,875
Marketable securities held in Trust Account	254,059,864
Total Assets	$255,352,569

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT:
Liabilities:
Accrued expenses	$68,604
Accrued offering costs	75,000
Total Current Liabilities	143,604
Deferred underwriting fee payable	10,101,275
Total Liabilities	10,244,879

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 25,253,188 shares at a redemption value of $10.06 per share	254,059,864

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 705,064 shares issued and outstanding, excluding 25,253,188 shares subject to possible redemption	71
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 6,313,297 shares issued and outstanding(1)	631
Additional paid-in capital	—
Accumulated deficit	(8,952,876)
Total Shareholders’ Deficit	(8,952,174)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$255,352,569
(1)	On March 13, 2026, the Sponsor surrendered for no consideration 862,500 founder shares, resulting in the Sponsor holding an aggregate of 6,325,000 founder shares. All share and per share data has been retroactively presented (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

IRENIC ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the Period
		from March 4,
	For the Three	2026 (Inception)
	Months Ended	Through
	June 30,	June 30,
	2026	2026
General and administrative costs	$171,066	$224,986
Loss from operations	(171,066)	(224,986)

Other income:
Change in fair value of over-allotment option liability	8,470	8,470
Interest earned on marketable securities held in Trust Account	1,527,982	1,527,982
Other income	1,536,452	1,536,452

Net income	$1,365,386	$1,311,466

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	17,133,970	13,213,485

Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.06	$0.07

Basic weighted average shares outstanding, Class A and B Non-redeemable ordinary shares(1)	6,515,183	6,236,285

Basic net income per share, Class A and B Non-redeemable ordinary shares	$0.06	$0.07

Diluted weighted average shares outstanding, Class A and B Non-redeemable ordinary shares	6,792,240	6,682,652

Diluted net income per share, Class A and B Non-redeemable ordinary shares	$0.06	$0.07
(1)	On March 13, 2026, the Sponsor surrendered for no consideration 862,500 founder shares, resulting in the Sponsor holding an aggregate of 6,325,000 founder shares. All share and per share data has been retroactively presented (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

IRENIC ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND FOR THE PERIOD FROM MARCH 4, 2026 (INCEPTION) THROUGH JUNE 30, 2026

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — March 4, 2026 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor(1)(2)	—	—	6,325,000	633	24,367	—	25,000

Net loss	—	—	—	—	—	(53,920)	(53,920)

Balance — March 31, 2026 (unaudited)	—	$—	6,325,000	$633	$24,367	$(53,920)	$(28,920)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(10,380,653)	(10,264,342)	(20,644,995)

Sale of 705,064 Private Placement Units	705,064	71	—	—	7,050,569	—	7,050,640

Fair value of Public Warrants at issuance	—	—	—	—	3,545,548	—	3,545,548

Offering costs allocated to Fair value equity instruments	—	—	—	—	(239,833)	—	(239,833)

Forfeiture of Founder Shares	—	—	(11,703)	(2)	2	—	—

Net income	—	—	—	—	—	1,365,386	1,365,386

Balance – June 30, 2026 (unaudited)	705,064	$71	6,313,297	$631	$—	$(8,952,876)	$(8,952,174)
(1)	On March 13, 2026, the Sponsor surrendered for no consideration 862,500 Class B ordinary shares, resulting in the Sponsor holding an aggregate of 6,325,000 Class B ordinary shares. All share and per share data has been retroactively presented (see Note 5).
(2)	This number includes an aggregate of up to 825,000 Class B ordinary shares subject to forfeiture if the over-allotment is not exercised in full or party by the underwriters. On April 29, 2026 the underwriters partially exercised their over-allotment option and the sale of Units pursuant thereto was consummated on May 1, 2026 resulting in the forfeiture of 11,703 Class B ordinary shares.

The accompanying notes are an integral part of the unaudited condensed financial statements.

IRENIC ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 4, 2026 (INCEPTION) THROUGH JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,311,466
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,527,982)
Change in fair value of over-allotment option liability	(8,470)
Changes in operating assets and liabilities:
Prepaid expenses	(60,117)
Prepaid insurance, current portion	(213,125)
Accrued expenses	68,604
Net cash used in operating activities	(429,624)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(252,531,882)
Net cash used in investing activities	(252,531,882)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B Ordinary Shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	247,481,242
Proceeds from sale of Private Units	7,050,640
Proceeds from promissory note – related party	230,018
Repayment of promissory note – related party	(230,018)
Payment of offering costs	(575,913)
Net cash provided by financing activities	253,980,969

Net Change in Cash	1,019,463
Cash – Beginning of period	—
Cash – End of period	$1,019,463

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000
Accretion of Class A ordinary shares to redemption value	$20,644,995
Deferred underwriting fee payable	$10,101,275

The accompanying notes are an integral part of the unaudited condensed financial statements.

IRENIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Note 1 — Organization and Plan of Business Operations

Irenic Acquisition Corp. is a blank check company incorporated as an exempted company under the laws of the Cayman Islands on March 4, 2026. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

As of June 30, 2026, the Company had not commenced any operations. All activity for the three months ended and for the period from March 4, 2026 (inception) through June 30, 2026 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Irenic Sponsor, LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on April 27, 2026. On April 29, 2026, the Company consummated the Initial Public Offering of 22,000,000 units at $10.00 per unit (the “Units” and, with respect to the Class A ordinary shares included in the Units offered, the “Public Shares”), generating gross proceeds of $220,000,000. Each Unit consists of one Public Share and one-third of one redeemable warrant (the “Public Warrants”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 640,000 Private Placement Units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,400,000, in a private placement with the Sponsor and the underwriters. Of those 640,000 Private Placement Units, the Sponsor purchased 420,000 Private Placement Units and the underwriters purchased 220,000 Private Placement Units. Each Private Placement Unit consists of one Class A ordinary share (the “Private Placement Shares”) and one-third of one warrant (the “Private Placement Warrants”).

The Company granted the underwriters a 45-day option from the Initial Public Offering to purchase up to 3,300,000 additional Units to cover over-allotment option outstanding (the “Over-Allotment Option”).

On May 1, 2026, the underwriters partially exercised their Over-Allotment Option to purchase an additional 3,253,188 Units at a purchase price of $10.00 per Unit, generating additional gross proceeds of $32,531,880. The underwriters forfeited their option to purchase an additional 46,812 Units.

Simultaneously with consummation of the Over-Allotment Option on May 1, 2026, the Sponsor and the underwriters purchased an additional 65,064 Private Placement Units in the aggregate at a purchase price of $10.00 per Private Placement Unit, generating additional gross proceeds of $650,640. Of those 65,064 Private Placement Units, the Sponsor and the underwriters purchased 32,532 Private Placement Units each. As a result of the underwriters’ election to partially exercise their Over-Allotment Option, the Sponsor forfeited 11,703 Founder Shares (as defined in Note 5).

Transaction costs for the Initial Public Offering amounted to $15,802,826, consisting of $5,050,638 of upfront underwriting discounts $10,101,275 of deferred underwriting commissions, and $650,913 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete one or more Business Combinations having an aggregate fair market value equal to at least 80% of the value of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes paid or payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

IRENIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Upon the closing of the Initial Public Offering and the Over-Allotment Option, an amount equal to $252,531,880 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Units, were placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee (“Trust Account”) and initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination and, may at any time be held as cash or cash items, including in demand deposit accounts at a bank, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares in connection with the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. Public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share), calculated as of two business days prior to the consummation of a Business Combination, including interest earned on the funds held in the Trust Account (net of taxes paid or payable (other than excise or similar taxes)). The Public Shares were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

If the Company seeks shareholder approval, the Company will complete a Business Combination only if it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the Company’s ordinary shares which are represented in person or by proxy and are voted at a general meeting of the Company, voting together as a single class. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), Private Placement Shares and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. Additionally, each public shareholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares, Private Placement Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Completion Window (as defined below) or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment and (iii) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination, although the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares it holds if the Company fails to complete an initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account.

IRENIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The Company will have within 24 months from the closing of the Initial Public Offering to complete a Business Combination or such other time period in which it must complete a Business Combination pursuant to an amendment to its Amended and Restated Memorandum and Articles of Association (the “Completion Window”). If the Company is unable to complete a Business Combination within the Completion Window, the Company will as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of taxes paid or payable) (other than excise or similar taxes) and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Private Placement Units if the Company fails to complete a Business Combination within the Completion Window. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Completion Window. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Completion Window and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per share ($10.00).

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of trust assets, less taxes paid or payable (other than excise or similar taxes) and up to $100,000 of interest to pay dissolution expenses. This liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

IRENIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on April 29, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on April 29, 2026. The interim results for the three months ended June 30, 2026 and for the period from March 4, 2026 (inception) through June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs up to April 29, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $400,000 (see Note 5). As of June 30, 2026, the Company had cash of $1,019,463 and working capital of $1,052,226.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Up to $1,500,000 of such loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per Unit at the option of the lender. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. There have been no Working Capital Loans to date.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the entirety of the Completion Window to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of these financial statements.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

IRENIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,019,463 and did not have any cash equivalents as of June 30, 2026.

Marketable Securities Held in Trust Account

As of June 30, 2026, the assets held in the Trust Account, amounting to $254,059,864, were held in money market funds which invest in U.S. Treasury securities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and Public Warrants, pro rata, allocating the Initial Public Offering proceeds to the assigned value of the Public Warrants and to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity and offering costs allocated to the Public Warrants were charged to shareholders’ deficit as Public Warrants (as described in Note 3) and Private Placement Warrants after management’s evaluation are accounted for under equity treatment.

IRENIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major tax authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheet, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the unaudited condensed balance sheet date. The Over-Allotment Option is deemed to be a freestanding financial instrument indexed on the shares subject to redemption and are accounted for as a liability pursuant to FASB ASC Topic 480 since the Over-Allotment Option was not exercised in full at the time of the closing of the Initial Public Offering on April 29, 2026. On May 1, 2026, the underwriters partially exercised their over-allotment option and forfeited the unexercised balance. There was no remaining over-allotment liability as of June 30, 2026.

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Public Warrants and Private Placement Warrants under equity treatment at their assigned value.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination or a shareholder vote in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association. In accordance with FASB ASC Topic 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of the Public Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Public Shares subject to

IRENIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

possible redemption are presented at their redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet. As of June 30, 2026, the Public Shares subject to possible redemption reflected in the unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$252,531,880
Less:
Proceeds allocated to Public Warrants	(3,545,548)
Proceeds allocated to the Over-Allotment Option	(8,470)
Public Shares issuance costs	(15,562,993)
Plus:
Remeasurement of carrying value to redemption value	20,644,995
Public Shares subject to possible redemption, June 30, 2026	$254,059,864

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share” (“ASC 260”). The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. Diluted net income per share attributable to ordinary shareholders adjusts the basic net income per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, they have been excluded from the calculation of diluted loss per ordinary share for the periods presented.

With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income (loss) per ordinary share.

The following table reflects the calculation of basic and diluted net income per ordinary share:

			For the Period from
	For the Three Months		March 4, 2026 (Inception) through
	Ended June 30, 2026		June 30, 2026
	Class A -	Class A & B -	Class A -	Class A & B -
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic net income per ordinary share
Numerator:
Allocation of net income	$989,231	$376,155	$890,964	$420,502
Denominator:
Basic weighted average shares outstanding	17,133,970	6,515,183	13,213,485	6,236,285
Basic net income per ordinary share	$0.06	$0.06	$0.07	$0.07

			For the Period from
	For the Three Months		March 4, 2026 (Inception)
	Ended June 30, 2026		through June 30, 2026
	Class A -	Class A & B -	Class A -	Class A & B -
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Diluted net income per ordinary share
Numerator:
Allocation of net income	$977,776	$387,610	$870,975	$440,491
Denominator:
Diluted weighted average shares outstanding	17,133,970	6,792,240	13,213,485	6,682,652
Diluted net income per ordinary share	$0.06	$0.06	$0.07	$0.07

IRENIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Share-based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It applies to a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to be vest. Share-based payments are valued by multiplying the marketable value per Founder Share (defined in Note 5) by the probability of successful closing of an initial Business Combination. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering and the Over-Allotment Option, the Company sold an aggregate of 25,253,188 Units at a purchase price of $10.00 per Unit, generating gross proceeds of $252,531,880. Each unit consists of one Public Share and one-third of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the underwriters purchased an aggregate of 640,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,400,000, from the Company in a private placement. Of those 640,000 Private Placement Units, the Sponsor purchased 420,000 Private Placement Units and the underwriters purchased 220,000 Private Placement Units. On May 1, 2026, in connection with the underwriters’ election to partially exercise the Over-Allotment Option, the Company sold an additional 32,532 Private Placement Units to the Sponsor, at a price of $10.00 per Private Placement Unit, generating gross proceeds of $325,320. The Company also completed the private sale of an additional 32,532 Private Placement Units to the underwriters at a price of $10.00 per Private Placement Unit, generating gross proceeds of $325,320. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Completion Window, the net proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

IRENIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Note 5 — Related Party Transactions

Founder Shares

On March 5, 2026, the Sponsor paid an aggregate of $25,000 to cover certain offering and formation costs of the Company in consideration for 7,187,500 of the Company’s Class B ordinary shares (the “Founder Shares”). On March 13, 2026, the Sponsor surrendered for no consideration 862,500 Founder Shares, resulting in the Sponsor holding an aggregate of 6,325,000 Founder Shares. All share and per share presentation have been retroactively presented. The Founder Shares included an aggregate of up to 825,000 shares subject to forfeiture by the Sponsor to the extent that the Over-Allotment Option is not exercised in full or in part, so that the number of Founder Shares would collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering (excluding the Private Placement Shares and the ordinary shares underlying the warrants). On May 1, 2026, in connection with the underwriters’ partial exercise of the Over-Allotment Option, the Sponsor forfeited 11,703 Founder Shares and 817,297 Founder Shares were no longer subject to forfeiture.

In March 2026 and April 2026, the Sponsor issued membership interests in the Sponsor corresponding to an aggregate of 375,000 Founder Shares, to the Company’s three independent directors and its Chief Financial Officer. These issuances were made in exchange for an aggregate purchase price of $1,500, the same per share price paid by the Sponsor for the Founder Shares and services to be provided to the Company through the Company’s initial Business Combination. The transfer of the Founder Shares to the holders of such interests are in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 375,000 Founder Shares was $402,375 or $1.073 per share. The Company established the initial fair value of the Founder Shares using a calculation prepared by a third party valuation team using Probability-Weighted Expected Return Method which takes into consideration the following market assumptions; (i) implied share price of $9.8459, (ii) discount for lack of marketability of 4.1%, (iii) likelihood of Initial Public Offering of 80.0% and (iv) likelihood of Business Combination of 14.3%. The Founder Shares were assigned subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the Founder Shares. As of April 29, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

In addition to the issuance of Sponsor interests described above, the Sponsor also issued membership interests corresponding to Founder Shares held by it to members of the Company’s management team as inducements to participate in financing the Sponsor’s purchase of the Private Placement Units. In connection with the Company’s evaluation of such issuances, the Company obtained a valuation of the Founder Shares as of March 27, 2026, which indicated a fair value of $1.073 per share. Although such individuals contributed aggregate consideration of $3,499 for these Sponsor interests corresponding to the Founder Shares, the Company recognized the fair value of the 813,610 Founder Shares allocated to such individuals, or $873,004 in the aggregate, as a reduction of additional paid-in capital upon the closing of the Initial Public Offering.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) 180 days after the completion of the initial Business Combination, and (B) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On March 5, 2026, the Company issued a promissory note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $400,000. The promissory note was non-interest bearing and payable on the earlier of December 31, 2026 or the closing of the Initial Public Offering. The Company had borrowed $230,018 under the promissory note, which was repaid at the closing of the Initial Public Offering on April 29, 2026.

IRENIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Administrative Services and Indemnification Agreement

Commencing on April 27, 2026, the Company entered into an administrative services and indemnification agreement (the “Administrative Services and Indemnification Agreement”) with the Sponsor and Irenic Capital Management LP (“Irenic”) pursuant to which the Company agreed to pay the Sponsor $20,000 per month for office space and administrative services until the completion of a Business Combination or the Company’s liquidation. Pursuant to such agreement, the Company has agreed to indemnify the Sponsor and Irenic from any claims (i) arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business, (ii) in respect of any investment opportunities sourced by the Sponsor, Irenic and their respective affiliates, and/or (iii) any claim against the Sponsor or Irenic alleging any expressed or implied management or endorsement by the Sponsor or Irenic of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates, which agreement provides that the indemnified parties cannot access the funds held in our Trust Account. For the three months ended and for the period from March 4, 2026 (inception) through June 30, 2026, the Company incurred $42,000 in fees for these services, of which such amount is included in accrued expenses in the accompanying condensed balance sheet. On August 13, 2026, the Company, the Sponsor and Irenic amended and restated the Administrative Services and Indemnification Agreement to clarify that the monthly amounts payable thereunder may be paid to an affiliate of the Sponsor, as determined by the Sponsor.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Up to $1,500,000 of such loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per Unit at the option of the lender. Such units would be identical to the Private Placement Units. As of June 30, 2026, there were no Working Capital Loans.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Units and shares that may be issued upon conversion of the Working Capital Loans and Forward Purchase Units (as described below) are entitled to registration rights pursuant to the registration rights agreement the Company entered into on the effective date of the Initial Public Offering requiring the Company to register a sale of any of the securities held by them, including any other securities of the Company acquired by them prior to the consummation of the Company’s initial Business Combination. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Iran, Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination. Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

IRENIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,300,000 additional units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On May 1, 2026, the underwriters partially exercised their Over-Allotment Option in the amount of 3,253,188 Units and forfeited the remaining unexercised balance of 46,812 Units.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $5,050,638 in the aggregate, which was paid at the closing of the Initial Public Offering and the Over-Allotment Option. In addition, the underwriters are entitled to a deferred fee of $0.40 per Unit, or $10,101,275 in the aggregate. The deferred fee will become payable to the underwriters for deferred underwriting commissions placed in the Trust Account and released to the underwriters only upon the completion of an initial Business Combination, subject to the terms of the underwriting agreement.

Forward Purchase Agreement

In connection with the consummation of the Initial Public Offering, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with Irenic Capital Evergreen Master Fund LP (the “Evergreen Fund”), pursuant to which the Evergreen Fund committed that it will purchase from the Company 5,000,000 forward purchase units (the “Forward Purchase Units”), consisting of one Class A ordinary share (the “Forward Purchase Shares”) and one-third of one warrant to purchase one Class A ordinary share (the “Forward Purchase Warrants”), for $10.00 per unit, or an aggregate amount of $50,000,000, in a private placement that will close concurrently with the closing of the initial Business Combination. The proceeds from the sale of these Forward Purchase Units, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by the Company in connection with the Business Combination, will be used to satisfy the cash requirements of the Business Combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-Business Combination company for working capital or other purposes. The Evergreen Fund’s commitment under the Forward Purchase Agreement will be subject to approval, prior to the Company entering into a definitive agreement for the initial Business Combination, of its investment committee.

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At June 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2026, there were 705,064 Class A ordinary shares issued and outstanding, excluding 25,253,188 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 80,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of June 30, 2026, there were 6,313,297 Class B ordinary shares issued and outstanding.

Prior to the closing of the initial Business Combination and while any Class B ordinary shares are issued and outstanding, only holders of the Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). On any other matters submitted to a vote of the Company’s shareholders prior to or in connection with the completion of the initial Business Combination, holders of the Class B ordinary shares and holders of the Class A ordinary shares will vote together as a single class, except as required by law.

IRENIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The Class B ordinary shares will automatically convert into Class A ordinary shares immediately prior to, concurrently with or immediately following the completion of a Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with a Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (excluding the Private Placement Shares, Forward Purchase Shares and the ordinary shares underlying the Private Placement Warrants and Forward Purchase Warrants and after giving effect to any redemptions of Public Shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in a Business Combination and any Private Placement Units issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Warrants — As of June 30, 2026, there were 8,417,729 Public Warrants and 235,021 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants or Private Placement Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants and Private Placement Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants and Private Placement Warrants will expire five years from the completion of a Business Combination, or earlier upon redemption or liquidation

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement relating to the Initial Public Offering or a new registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. In addition, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of the Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company elects to do so, the Company will not be required to file or maintain in effect a registration statement, but it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●in whole and not in part;
●at a price of $0.01 per Public Warrant;
●upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●if, and only if, the reported closing price of the ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company send to the notice of redemption to the warrant holders.

IRENIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Completion Window and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination (excluding any issuance of Forward Purchase Units) at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are, and the Forward Purchase Warrants will be, identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that (i) the Private Placement Warrants and Forward Purchase Warrants are not redeemable by the Company, (ii) the Private Placement Warrants and Forward Purchase Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and Forward Purchase Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (iii) the Private Placement Warrants and Forward Purchase Warrants are exercisable on a cashless basis and (iv) the Private Placement Warrants and Forward Purchase Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants and Forward Purchase Warrants are entitled to registration rights.

Note 8 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

IRENIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The Over-Allotment Option was accounted for as a liability in accordance with FASB ASC Topic 815-40 and was presented within liabilities on the unaudited condensed balance sheet. The Over-Allotment Option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of Over-Allotment Option liability in the unaudited condensed statements of operations.

The Company used a Black-Scholes model to value the Over-Allotment Option. The Over-Allotment Option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term.

The key inputs into the Black-Scholes model were as follows at initial measurement of the Over-Allotment Option:

April 29,
2026
Volatility	1.67%
Expected term (years)	0.12
Expected volatility	3.70%
Exercise price	$10.00
Fair value of over-allotment unit	$0.05

The fair value of the initial over-allotment option liability was $173,200. During the period from March 4, 2026 (inception) through June 30, 2026, the Company recognized other income of $8,470 attributable to the change in the fair value of the over-allotment option liability. As a result of the partial exercise on May 1, 2026 the remaining over-allotment option was forfeited (see Note 5). As of June 30, 2026 there was no longer an over-allotment liability included in the Company’s balance sheets.

The fair value of the Public Warrants issued in the Initial Public Offering is $3,545,548, or $0.4212 per Public Warrant and was determined using Monte Carlo Simulation Model. The Public Warrants issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants issued in the Initial Public Offering:

April 29,
2026
Underlying stock price	$9.8596
Exercise price	$11.50
Volatility	12.0%
Risk-free rate	3.93%
Warrant term (years)	2.39

IRENIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Note 9 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources. The measure of segment assets is reported on the unaudited condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

June 30,
2026
Cash	$1,019,463
Marketable securities held in Trust Account	$254,059,864

June 30,
2026
General and administrative costs	$224,986
Interest earned on marketable securities held in Trust Account	$1,527,982

The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company.

The CODM reviews general and administrative costs to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment information provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the unaudited condensed statement of operations and described within their respective disclosures.

Note 10 — Subsequent Events

Management has evaluated subsequent events that occurred after the unaudited condensed balance sheet date through the date this financial statement was issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in this financial statement.

On August 13, 2026, the Company, the Sponsor and Irenic amended and restated the Administrative Services and Indemnification Agreement to clarify that the monthly amounts payable thereunder may be paid to an affiliate of the Sponsor, as determined by the Sponsor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Irenic Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Irenic Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on March 4, 2026, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the private placement of the Private Placement Units and Forward Purchase Units, the proceeds of the sale of our shares in connection with our Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing.

The issuance of additional shares in connection with a Business Combination to the owners of the target or other investors, including the Forward Purchase Units:

●	may significantly dilute the equity interest of public investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Units, Class A ordinary shares and/or Public Warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from March 4, 2026 (inception) through June 30, 2026, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and activities related to our search for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $1,365,386, which consists of change on overallotment liability of $8,470, interest earned on marketable securities held in our Trust Account of $1,527,982, offset by general and administrative costs of $171,066.

For the period from March 4, 2026 (inception) through June 30, 2026, we had a net income of $1,311,466, which consists of change on overallotment liability of $8,470, interest earned on cash held in our Trust Account of $1,527,982, offset by general and administrative costs of $224,986.

Liquidity and Capital Resources

As of June 30, 2026, we had cash of $1,019,463 and a working capital of $1,052,226.

On April 29, 2026, we consummated our Initial Public Offering of 22,000,000 Units at $10.00 per Unit, generating gross proceeds of $220,000,000. On May 1, 2026, the underwriters partially exercised their Over-Allotment Option to purchase an additional 3,253,188 Units at a purchase price of $10.00 per Unit, generating additional gross proceeds of $32,531,880. The underwriters forfeited their option to purchase an additional 46,812 Units.

Following the Initial Public Offering, including the partial exercise by the Underwriters of the Over-Allotment Option, and the sale of the Private Placement Units, a total of $252,531,880 was placed in the Trust Account. We incurred transaction costs for the Initial Public Offering amounted to $15,802,826, consisting of $5,050,638 of upfront underwriting discounts, $10,101,275 of deferred underwriting commissions, and $650,913 of other offering costs

For the period from March 4, 2026 (inception) through June 30, 2026, cash used in operating activities was $429,624. Net income of $1,311,466 was affected interest earned on marketable securities held in our Trust Account of $1,527,982 and a change in fair value of the Over-Allotment Option liability of $8,470. Changes in operating assets and liabilities used $204,638 of cash for operating activities.

As of June 30, 2026, we had cash held in the Trust Account of $254,059,864 (including approximately $1,527,982 of interest income). We may withdraw interest from the Trust Account to fund our taxes payable (other than excise or similar taxes). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $1,019,463. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per Unit at the option of the lender. Such units would be identical to the Private Placement Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination.

We may need to obtain additional financing to complete our Business Combination, either because the transaction requires more cash than is available from the proceeds held in the Trust Account and from the proceeds of the sale of the Forward Purchase Units or because we become obligated to redeem a significant number of our Public Shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with the Business Combination. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Units and Forward Purchase Units, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed Business Combination. We may also obtain financing prior to the closing of our Business Combination to fund our working capital needs and transaction costs in connection with our search for and completion of our Business Combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our Business Combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of the Initial Public Offering. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor (or an affiliate of the Sponsor, as determined by the Sponsor) $20,000 per month for office space administrative services. We began incurring these fees on April 27, 2026 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.40 per share, or $10,101,275 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to a material weakness in our internal control over financial reporting related to the Company’s financial statement review process which did not operate effectively to identify financial reporting errors, resulting in a reasonable possibility that a material misstatement would not be prevented or detected on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim or annual financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than management’s ongoing evaluation of measures to remediate the material weakness described above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 5, 2026, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering and formation costs in exchange for 7,187,500 Founder Shares. On March 13, 2026, the Sponsor surrendered for no consideration 862,500 Founder Shares, resulting in the Sponsor holding an aggregate of 6,325,000 Founder Shares. Such securities were issued in connection with our organization pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to the issuance of the Founder Shares. On May 1, 2026, in connection with the underwriters’ partial exercise of the Over-Allotment Option, the Sponsor forfeited 11,703 Founder Shares and 817,297 Founder Shares were no longer subject to forfeiture.

On April 29, 2026, the Company consummated the Initial Public Offering of 22,000,000 units at $10.00 per Unit and on May 1, 2026, we closed the issuance and sale of 3,253,188 additional Units in connection with the underwriters partially exercising the Over-Allotment Option, generating aggregate gross proceeds of $252,531,880. Jefferies acted as the sole book-running manager and Odeon Capital Group LLC acted as co-manager of the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act pursuant to the Company’s Registration Statement on Form S-1 (Registration No. 333-294983), which was declared effective by the Securities and Exchange Commission on April 27, 2026.

Simultaneously with the consummation of the Initial Public Offering, the Sponsor and the underwriters consummated the private placement of an aggregate of 640,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,400,000. Of those 640,000 Private Placement Units, the Sponsor purchased 420,000 Private Placement Units and the underwriters purchased 220,000 Private Placement Units. In connection with the underwriters’ partial exercise of the Over-Allotment Option, we also consummated the private sale of an additional 32,532 Private Placement Units to the Sponsor and 32,532 Private Placement Units to the underwriters, each at a price of $10.00 per Private Placement Unit, generating aggregate gross proceeds of $650,640. The issuances of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such issuances of Private Placement Units.

Transaction costs for the Initial Public Offering amounted to $15,802,826, consisting of $5,050,638 of upfront underwriting discounts $10,101,275 of deferred underwriting commissions, and $650,913 of other offering costs.

There has been no material change in the planned use of proceeds from the Initial Public Offering as described in the final prospectus dated April 27 2026, which was filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 13, 2026, the Company, the Sponsor and Irenic amended and restated the Administrative Services and Indemnification Agreement to clarify that the monthly amounts payable thereunder may be paid to an affiliate of the Sponsor, as determined by the Sponsor.

During the quarter ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

10.6*	Amended and Restated Administrative Services and Indemnification Agreement, dated August 13, 2026, by and among the Company, Irenic Sponsor, LLC and Irenic Capital Management LP.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRENIC ACQUISITION CORP.

Date: August 13, 2026	By:	/s/ Adam Katz
	Name:	Adam Katz
	Title:	Chief Executive Officer

Date: August 13, 2026	By:	/s/ Matthew Kupersmith
	Name:	Matthew Kupersmith
	Title:	Chief Financial Officer