Form 10-Q
period 2026-09-30
Irenic Acquisition Corp.
filed 2026-11-13
CIK 2122505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 13, 2026, there were 25,958,252 Class A ordinary shares, par value $0.0001 per share, and 6,313,297 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

IRENIC ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheet as of September 30, 2026 (Unaudited)	1
Condensed Statements of Operations for the Three Months Ended September 30, 2026 and for the period from March 4, 2026 (inception) through September 30, 2026 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2026 and for the period from March 4, 2026 (inception) through September 30, 2026 (Unaudited)	3
Condensed Statement of Cash Flows for the period from March 4, 2026 (inception) through September 30, 2026 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	25
Item 4. Controls and Procedures	25
Part II. Other Information
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	27
Part III. Signatures	28

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

IRENIC ACQUISITION CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2026

ASSETS:
Cash	$983,528
Prepaid expenses	29,972
Prepaid insurance, current portion	116,250
Total Current Assets	1,129,750
Prepaid insurance, net of current portion	67,813
Investments held in Trust Account	256,406,059
Total Assets	$257,603,622

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT:
Liabilities:
Accrued expenses	$225,924
Accrued offering costs	75,000
Total Current Liabilities	300,924
Deferred underwriting fee payable	10,101,275
Total Liabilities	10,402,199

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 25,253,188 shares at a redemption value of $10.15 per share	256,406,059

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 705,064 shares issued and outstanding, excluding 25,253,188 shares subject to possible redemption	71
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 6,313,297 shares issued and outstanding	631
Additional paid-in capital	—
Accumulated deficit	(9,205,338)
Total Shareholders’ Deficit	(9,204,636)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$257,603,622

The accompanying notes are an integral part of the unaudited condensed financial statements.

IRENIC ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the Period
		from March 4,
	For the Three	2026 (Inception)
	Months Ended	Through
	September 30,	September 30,
	2026	2026
General and administrative costs	$252,462	$477,448
Loss from operations	(252,462)	(477,448)

Other income:
Change in fair value of over-allotment option liability	—	8,470
Interest earned on investments held in Trust Account	2,346,195	3,874,177
Other income	2,346,195	3,882,647

Net income	$2,093,733	$3,405,199

Basic weighted average shares outstanding, Class A ordinary shares subject to possible redemption	25,253,188	18,488,022

Basic net income per share, Class A ordinary shares subject to possible redemption	$0.06	$0.14

Diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	25,253,188	18,488,022

Diluted net income per share, Class A ordinary shares subject to possible redemption	$0.06	$0.13

Basic weighted average shares outstanding, Class A and B Non-redeemable ordinary shares(1)(2)	7,018,361	6,578,909

Basic net income per share, Class A and B Non-redeemable ordinary shares	$0.06	$0.14

Diluted weighted average shares outstanding, Class A and B Non-redeemable ordinary shares(1)	7,018,361	6,721,285

Diluted net income per share, Class A and B Non-redeemable ordinary shares	$0.06	$0.14
(1)	On March 13, 2026, the Sponsor surrendered for no consideration 862,500 founder shares, resulting in the Sponsor holding an aggregate of 6,325,000 founder shares. All share and per share data has been retroactively presented for this surrender (see Note 5).
(2)	Up to May 1, 2026, excludes 825,000 Class B ordinary shares subject to forfeiture if the over-allotment was not exercised in full or partially by the underwriters. On April 29, 2026 the underwriters partially exercised their over-allotment option and the sale of Units pursuant thereto was consummated on May 1, 2026 resulting in the forfeiture of 11,703 Class B ordinary shares.

The accompanying notes are an integral part of the unaudited condensed financial statements.

IRENIC ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND FOR THE PERIOD FROM MARCH 4, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — March 4, 2026 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor(1)(2)	—	—	6,325,000	633	24,367	—	25,000

Net loss	—	—	—	—	—	(53,920)	(53,920)

Balance — March 31, 2026 (unaudited)	—	$—	6,325,000	$633	$24,367	$(53,920)	$(28,920)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(10,380,653)	(10,264,342)	(20,644,995)

Sale of 705,064 Private Placement Units	705,064	71	—	—	7,050,569	—	7,050,640

Fair value of Public Warrants at issuance	—	—	—	—	3,545,548	—	3,545,548

Offering costs allocated to Fair value equity instruments	—	—	—	—	(239,833)	—	(239,833)

Forfeiture of Founder Shares	—	—	(11,703)	(2)	2	—	—

Net income	—	—	—	—	—	1,365,386	1,365,386

Balance — June 30, 2026 (unaudited)	705,064	71	6,313,297	631	—	(8,952,876)	(8,952,174)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,346,195)	(2,346,195)

Net income	—	—	—	—	—	2,093,733	2,093,733

Balance — September 30, 2026 (unaudited)	705,064	$71	6,313,297	$631	$—	$(9,205,338)	$(9,204,636)
(1)	On March 13, 2026, the Sponsor surrendered for no consideration 862,500 Class B ordinary shares, resulting in the Sponsor holding an aggregate of 6,325,000 Class B ordinary shares. All share and per share data has been retroactively presented for this surrender (see Note 5).
(2)	This number includes an aggregate of up to 825,000 Class B ordinary shares subject to forfeiture if the over-allotment was not exercised in full or partially by the underwriters. On April 29, 2026 the underwriters partially exercised their over-allotment option and the sale of Units pursuant thereto was consummated on May 1, 2026 resulting in the forfeiture of 11,703 Class B ordinary shares.

The accompanying notes are an integral part of the unaudited condensed financial statements.

IRENIC ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 4, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$3,405,199
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(3,874,177)
Change in fair value of over-allotment option liability	(8,470)
Changes in operating assets and liabilities:
Prepaid expenses	(29,972)
Prepaid insurance	(184,063)
Accrued expenses	225,924
Net cash used in operating activities	(465,559)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(252,531,882)
Net cash used in investing activities	(252,531,882)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B Ordinary Shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	247,481,242
Proceeds from sale of Private Units	7,050,640
Proceeds from promissory note – related party	230,018
Repayment of promissory note – related party	(230,018)
Payment of offering costs	(575,913)
Net cash provided by financing activities	253,980,969

Net Change in Cash	983,528
Cash – Beginning of period	—
Cash – End of period	$983,528

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000
Deferred underwriting fee payable	$10,101,275

The accompanying notes are an integral part of the unaudited condensed financial statements.

IRENIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the three months ended September 30, 2026 and for the period from March 4, 2026 (inception) through September 30, 2026 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs for the Initial Public Offering amounted to $15,802,826, consisting of $5,050,638 of upfront underwriting discounts, $10,101,275 of deferred underwriting commissions, and $650,913 of other offering costs.

IRENIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

Upon the closing of the Initial Public Offering and the Over-Allotment Option, an amount equal to $252,531,880 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Units, were placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee (“Trust Account”) and are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination and, may at any time be held as cash or cash items, including in demand deposit accounts at a bank, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

IRENIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

SEPTEMBER 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on April 29, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on April 29, 2026. The interim results for the three months ended September 30, 2026 and for the period from March 4, 2026 (inception) through September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs up to April 29, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $400,000 (see Note 5). As of September 30, 2026, the Company had cash of $983,528 and working capital of $828,826.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the actual costs of identifying a target business, conducting due diligence and negotiating a Business Combination exceed management’s estimates, the Company may have insufficient funds available to operate its business before completing a Business Combination. The Company has the entirety of the Completion Window to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of these financial statements.

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

SEPTEMBER 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $983,528 and did not have any cash equivalents as of September 30, 2026.

Investments Held in Trust Account

As of September 30, 2026, the assets held in the Trust Account, amounting to $256,406,059, were held in money market funds which invest in U.S. Treasury securities.

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

IRENIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major tax authorities since inception.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the unaudited condensed balance sheet date. The Over-Allotment Option is deemed to be a freestanding financial instrument indexed on the shares subject to redemption and are accounted for as a liability pursuant to FASB ASC Topic 480 since the Over-Allotment Option was not exercised in full at the time of the closing of the Initial Public Offering on April 29, 2026. On May 1, 2026, the underwriters partially exercised their over-allotment option and forfeited the unexercised balance. There was no remaining over-allotment liability as of September 30, 2026.

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated the Public Warrants and Private Placement Warrants and determined that they meet the criteria for equity classification. As such, the Public Warrants and Private Placement Warrants were classified within shareholders’ equity and initially measured at fair value and will not be subsequently remeasured.

IRENIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination or a shareholder vote in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association. In accordance with FASB ASC Topic 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of the Public Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Public Shares subject to possible redemption are presented at their redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet. As of September 30, 2026, the Public Shares subject to possible redemption reflected in the unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$252,531,880
Less:
Proceeds allocated to Public Warrants	(3,545,548)
Proceeds allocated to the Over-Allotment Option	(8,470)
Public Shares issuance costs	(15,562,993)
Plus:
Remeasurement of carrying value to redemption value	20,644,995
Public Shares subject to possible redemption, June 30, 2026	254,059,864
Plus:
Remeasurement of carrying value to redemption value	2,346,195
Public Shares subject to possible redemption, September 30, 2026	$256,406,059

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average Ordinary Shares outstanding for the respective period. Accretion associated with the redeemable Class A Ordinary Shares is excluded from net income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted net income per ordinary share does not consider the effect of the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering, the partial exercise of the Over-Allotment Option and the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2026, the warrants are exercisable to purchase 8,652,750 Class A ordinary shares in the aggregate. Diluted weighted average shares outstanding for the period from March 4, 2026 (inception) through September 30, 2026 include the 813,297 Class B ordinary shares that were no longer subject to forfeiture as a result of the underwriters’ partial exercise of the Over-Allotment Option on May 1, 2026, as if outstanding from the beginning of the period. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the three months ended September 30, 2026.

IRENIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The following table reflects the calculation of basic and diluted net income per ordinary share:

			For the Period from
	For the Three Months		March 4, 2026 (Inception) through
	Ended September 30, 2026		September 30, 2026
	Class A -	Class A & B -	Class A -	Class A & B -
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic net income per ordinary share
Numerator:
Allocation of net income	$1,638,392	$455,341	$2,511,492	$893,707
Denominator:
Basic weighted average shares outstanding	25,253,188	7,018,361	18,488,022	6,578,909
Basic net income per ordinary share	$0.06	$0.06	$0.14	$0.14

			For the Period from
	For the Three Months		March 4, 2026 (Inception)
	Ended September 30, 2026		through September 30, 2026
	Class A -	Class A & B -	Class A -	Class A & B -
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Diluted net income per ordinary share
Numerator:
Allocation of net income	$1,638,392	$455,341	$2,486,611	$918,588
Denominator:
Diluted weighted average shares outstanding	25,253,188	7,018,361	18,488,022	6,721,285
Diluted net income per ordinary share	$0.06	$0.06	$0.13	$0.14

Share-based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It applies to a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued by multiplying the fair value per Founder Share (defined in Note 5) by the probability of successful closing of an initial Business Combination. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.

Recently Issued Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires public business entities to disclose, in the notes to the financial statements, specified information about certain costs and expenses included in each relevant expense caption presented on the face of the income statement. In January 2025, the FASB issued ASU 2025-01, which clarified the effective date of ASU 2024-03. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its financial statement disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

IRENIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

Note 5 — Related Party Transactions

Founder Shares

On March 5, 2026, the Sponsor paid an aggregate of $25,000 to cover certain offering and formation costs of the Company in consideration for 7,187,500 of the Company’s Class B ordinary shares (the “Founder Shares”). On March 13, 2026, the Sponsor surrendered for no consideration 862,500 Founder Shares, resulting in the Sponsor holding an aggregate of 6,325,000 Founder Shares. All share and per share presentation have been retroactively presented. The Founder Shares included an aggregate of up to 825,000 shares subject to forfeiture by the Sponsor to the extent that the Over-Allotment Option is not exercised in full or in part, so that the number of Founder Shares would collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering (excluding the Private Placement Shares and the ordinary shares underlying the warrants). On May 1, 2026, in connection with the underwriters’ partial exercise of the Over-Allotment Option, the Sponsor forfeited 11,703 Founder Shares and 813,297 Founder Shares were no longer subject to forfeiture.

In March 2026 and April 2026, the Sponsor issued membership interests in the Sponsor corresponding to an aggregate of 375,000 Founder Shares, to the Company’s three independent directors and its Chief Financial Officer. These issuances were made in exchange for an aggregate purchase price of $1,500, the same per share price paid by the Sponsor for the Founder Shares and services to be provided to the Company through the Company’s initial Business Combination. The transfer of the Founder Shares to the holders of such interests are in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 375,000 Founder Shares was $402,375 or $1.073 per share. The Company established the initial fair value of the Founder Shares using a calculation prepared by a third party valuation team using Probability-Weighted Expected Return Method which takes into consideration the following market assumptions; (i) implied share price of $9.8459, (ii) discount for lack of marketability of 4.1%, (iii) likelihood of Initial Public Offering of 80.0% and (iv) likelihood of Business Combination of 14.3%. The Founder Shares were assigned subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the Founder Shares. As of September 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

IRENIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

Administrative Services and Indemnification Agreement

Commencing on April 27, 2026, the Company entered into an administrative services and indemnification agreement (the “Administrative Services and Indemnification Agreement”) with the Sponsor and Irenic Capital Management LP (“Irenic”) pursuant to which the Company agreed to pay the Sponsor $20,000 per month for office space and administrative services until the completion of a Business Combination or the Company’s liquidation. Pursuant to such agreement, the Company has agreed to indemnify the Sponsor and Irenic from any claims (i) arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business, (ii) in respect of any investment opportunities sourced by the Sponsor, Irenic and their respective affiliates, and/or (iii) any claim against the Sponsor or Irenic alleging any expressed or implied management or endorsement by the Sponsor or Irenic of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates, which agreement provides that the indemnified parties cannot access the funds held in our Trust Account. For the three months ended September 30, 2026 and for the period from March 4, 2026 (inception) through September 30, 2026, the Company incurred $60,000 and $102,000, respectively, in fees for these services. As of September 30, 2026, $102,000 is included in accrued expenses in the accompanying condensed balance sheet. On August 13, 2026, the Company, the Sponsor and Irenic amended and restated the Administrative Services and Indemnification Agreement to clarify that the monthly amounts payable thereunder may be paid to an affiliate of the Sponsor, as determined by the Sponsor.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Up to $1,500,000 of such loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per Unit at the option of the lender. Such units would be identical to the Private Placement Units. As of September 30, 2026, there were no Working Capital Loans.

IRENIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

Forward Purchase Agreement

In connection with the consummation of the Initial Public Offering, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with Irenic Capital Evergreen Master Fund LP (the “Evergreen Fund”), pursuant to which the Evergreen Fund agreed, subject to certain conditions, including approval by its investment committee, to purchase from the Company 5,000,000 forward purchase units (the “Forward Purchase Units”), consisting of one Class A ordinary share (the “Forward Purchase Shares”) and one-third of one warrant to purchase one Class A ordinary share (the “Forward Purchase Warrants”), for $10.00 per unit, or an aggregate amount of $50,000,000, in a private placement that is expected to close concurrently with the closing of the initial Business Combination. The proceeds from the sale of these Forward Purchase Units, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by the Company in connection with the Business Combination, will be used to satisfy the cash requirements of the Business Combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-Business Combination company for working capital or other purposes. The Evergreen Fund’s obligations under the Forward Purchase Agreement are subject to approval, prior to the Company entering into a definitive agreement for the initial Business Combination, of its investment committee.

IRENIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At September 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2026, there were 705,064 Class A ordinary shares issued and outstanding, excluding 25,253,188 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 80,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of September 30, 2026, there were 6,313,297 Class B ordinary shares issued and outstanding.

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

Warrants — As of September 30, 2026, there were 8,417,729 Public Warrants and 235,021 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants or Private Placement Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants and Private Placement Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants and Private Placement Warrants will expire five years from the completion of a Business Combination, or earlier upon redemption or liquidation

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

IRENIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●in whole and not in part;
●at a price of $0.01 per Public Warrant;
●upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the reported closing price of the ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company send to the notice of redemption to the warrant holders.

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

IRENIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on September 30, 2026 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
	Level	2026
Investments held in Trust Account	1	$256,406,059

The Over-Allotment Option was accounted for as a liability pursuant to FASB ASC Topic 480 and was presented within liabilities on the unaudited condensed balance sheet. The Over-Allotment Option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of Over-Allotment Option liability in the unaudited condensed statements of operations.

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

IRENIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The key inputs into the Black-Scholes model were as follows at initial measurement of the Over-Allotment Option:

April 29,
2026
Volatility	1.67%
Expected term (years)	0.12
Risk-free rate	3.70%
Exercise price	$10.00
Fair value of over-allotment unit	$0.05

The fair value of the initial over-allotment option liability was $173,200. During the period from March 4, 2026 (inception) through September 30, 2026, the Company recognized other income of $8,470 attributable to the change in the fair value of the over-allotment option liability. As a result of the partial exercise on May 1, 2026 the remaining over-allotment option was forfeited (see Note 5).

There was no Level 3 activity during the three months ended September 30, 2026. The following table presents the change in the fair value of the Over-Allotment Option liability, classified as Level 3, for the period from March 4, 2026 (inception) through September 30, 2026:

Fair value as of March 4, 2026 (inception)	$—
Initial measurement on April 29, 2026	173,200
Change in fair value	(8,470)
Write-off of over-allotment option liability due to partial exercise on May 1, 2026	(164,730)
Fair value as of September 30, 2026	$—

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

April 29,
2026
Underlying stock price	$9.8596
Exercise price	$11.50
Volatility	12.0%
Risk-free rate	3.93%
Weighted warrant term (years)	2.39

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

IRENIC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The CODM assesses performance for the single segment and decides how to allocate resources. The measure of segment assets is reported on the unaudited condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

September 30,
2026
Cash	$983,528
Investments held in Trust Account	$256,406,059

		For the Period from
		March 4, 2026
	For the Three Months	(Inception) Through
	Ended September 30,	September 30,
	2026	2026
General and administrative costs	$252,462	$477,448
Interest earned on investments held in Trust Account	$2,346,195	$3,874,177

The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company.

The CODM reviews general and administrative costs to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM reviews interest earned on investments held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment information provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the unaudited condensed statement of operations and described within their respective disclosures.

Note 10 — Subsequent Events

Management has evaluated subsequent events that occurred after the unaudited condensed balance sheet date through the date these financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in these financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from March 4, 2026 (inception) through September 30, 2026, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and activities related to our search for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $2,093,733, which consists of interest earned on investments held in our Trust Account of $2,346,195, offset by general and administrative costs of $252,462.

For the period from March 4, 2026 (inception) through September 30, 2026, we had a net income of $3,405,199, which consists of change in fair value of the Over-Allotment Option liability of $8,470, interest earned on investments held in our Trust Account of $3,874,177, offset by general and administrative costs of $477,448.

Liquidity and Capital Resources

As of September 30, 2026, we had cash of $983,528 and a working capital of $828,826.

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

Following the Initial Public Offering, including the partial exercise by the Underwriters of the Over-Allotment Option, and the sale of the Private Placement Units, a total of $252,531,880 was placed in the Trust Account. We incurred transaction costs for the Initial Public Offering amounted to $15,802,826, consisting of $5,050,638 of upfront underwriting discounts, $10,101,275 of deferred underwriting commissions, and $650,913 of other offering costs

For the period from March 4, 2026 (inception) through September 30, 2026, cash used in operating activities was $465,559. Net income of $3,405,199 was affected by interest earned on investments held in our Trust Account of $3,874,177 and a change in fair value of the Over-Allotment Option liability of $8,470. Changes in operating assets and liabilities provided $11,889 of cash for operating activities.

As of September 30, 2026, we had investments held in the Trust Account of $256,406,059 (including approximately $3,874,177 of interest income). We may withdraw interest from the Trust Account to fund our taxes payable (other than excise or similar taxes). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $983,528. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if the actual costs of identifying a target business, conducting in-depth due diligence and negotiating a Business Combination exceed our estimates, we may have insufficient funds available to operate our business before completing our initial Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires public business entities to disclose, in the notes to the financial statements, specified information about certain costs and expenses included in each relevant expense caption presented on the face of the income statement. In January 2025, the FASB issued ASU 2025-01, which clarified the effective date of ASU 2024-03. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of ASU 2024-03 on our financial statement disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026 due to a material weakness in our internal control over financial reporting related to the Company’s financial statement review process which did not operate effectively to identify financial reporting errors, resulting in a reasonable possibility that a material misstatement would not be prevented or detected on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim or annual financial statements will not be prevented or detected on a timely basis.

The material weakness was identified in connection with the preparation of our financial statements for the quarter ended June 30, 2026, when management’s review did not detect, on a timely basis, an error in the presentation of certain Sponsor-funded transactions in our statement of cash flows, which arose following a change in personnel at our external financial reporting advisor. The error was corrected before the financial statements were issued and did not affect total cash, the balance sheet, results of operations or earnings per share.

To remediate the material weakness, we have enhanced our financial statement review process, including documenting Company-specific accounting conclusions, providing additional training to our financial reporting advisor’s personnel and specifically reviewing Sponsor-related transactions and changes from previously issued financial statements. The material weakness will not be considered remediated until these controls have operated effectively for a sufficient period of time.

Changes in Internal Control over Financial Reporting

Other than the remediation measures described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 5, 2026, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering and formation costs in exchange for 7,187,500 Founder Shares. On March 13, 2026, the Sponsor surrendered for no consideration 862,500 Founder Shares, resulting in the Sponsor holding an aggregate of 6,325,000 Founder Shares. Such securities were issued in connection with our organization pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to the issuance of the Founder Shares. On May 1, 2026, in connection with the underwriters’ partial exercise of the Over-Allotment Option, the Sponsor forfeited 11,703 Founder Shares and 813,297 Founder Shares were no longer subject to forfeiture.

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

Transaction costs for the Initial Public Offering amounted to $15,802,826, consisting of $5,050,638 of upfront underwriting discounts, $10,101,275 of deferred underwriting commissions, and $650,913 of other offering costs.

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

During the quarter ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

IRENIC ACQUISITION CORP.

Date: November 13, 2026	By:	/s/ Adam Katz
	Name:	Adam Katz
	Title:	Chief Executive Officer

Date: November 13, 2026	By:	/s/ Matthew Kupersmith
	Name:	Matthew Kupersmith
	Title:	Chief Financial Officer